Form 10-Q
period 1996-03-31
CWM MORTGAGE TRUST 1996-1
filed 1996-05-15
CIK 808363

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _________


                        Commission File Number 33-11061


                           CWM MORTGAGE TRUST 1996-1
            (Exact name of registrant as specified in its charter)

===============================================================================
                DELAWARE                                   NONE
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      c/o Wilmington Trust Company                        19890
 Rodney Square North, Wilmington, Delaware              (Zip Code)
 (Address of principal executive offices)
===============================================================================


       Registrant's telephone number, including area code (800) 669-2300

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   Yes    X        No
                                         -------       -------

                                    PART I

                             FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (IN THOUSANDS)


                           CWM MORTGAGE TRUST 1996-1
                     (BENEFICIAL INTEREST WHOLLY OWNED BY
                      CWM MORTGAGE OBLIGATIONS II, INC.)

                                 BALANCE SHEET

                                                                 March 31,
                                                                   1996
                                                                -----------
                                                                (Unaudited)
ASSETS

Investments in mortgage loans                                   $ 150,069

Accrued interest receivable                                           868

Deferred bond issuance costs                                          294

Other assets                                                            1
                                                                ---------
                                                                $ 151,232
                                                                =========

LIABILITIES AND INTEREST OF EQUITY HOLDER

Bonds Payable                                                   $ 141,586

Accounts payable and accrued liabilities                            5,793
                                                                ---------
                                                                $ 147,379
                                                                ---------

Interest of equity holder
    Contribution of equity holder                                   3,853
                                                                ---------
                                                                $ 151,232
                                                                =========

The accompanying notes are an integral part of this statement.

                           CWM MORTGAGE TRUST 1996-1
                     (BENEFICIAL INTEREST WHOLLY OWNED BY
                      CWM MORTGAGE OBLIGATIONS II, INC.)

                             STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                               Inception to
                                                                 March 31,
                                                                   1996
                                                               ------------
Revenue

    Interest income                                            $    1,803

    Interest expense                                                1,863
                                                               ----------
          Net interest income                                         (60)
                                                               ----------


General and administrative expense                                      6
                                                               ----------
Net income (loss)                                              $      (66)
                                                               ==========


The accompanying notes are an integral part of this statement.

                           CWM MORTGAGE TRUST 1996-1
                     (BENEFICIAL INTEREST WHOLLY OWNED BY
                      CWM MORTGAGE OBLIGATIONS II, INC.)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Inception to
                                                                           March 31,
                                                                             1996
                                                                         -----------
Cash flows from operating activities:
Net loss                                                                 $      (66)
Adjustments to reconcile net earnings to net cash provided by operating activities:
          Amortization                                                          158
          Increase in accrued interest receivable                              (868)
          Increase in interest payable                                          821
          Change in other assets and other liabilities                        4,670
                                                                         ----------
          Net cash provided by operating activities                           4,715
                                                                         ----------

Cash flows from investing activities:
          Investment in mortgage loans                                     (154,555)
          Principal reductions in investments in mortgage loans               2,216
                                                                         ----------
          Net cash used in investing activities                            (152,339)
                                                                         ----------
Cash flows from financing activities:
          Issuance proceeds                                                 146,153
          Additional paid-in-capital                                          3,919
          Repayment of bonds payable                                         (2,448)
          Withdrawal by equity holder                                             -
                                                                         ----------
          Net cash provided by financing activities                         147,624
                                                                         ----------


Net increase in cash
Cash at the beginning of the period                                               -
                                                                         ----------
Cash at the end of the period                                                     -
                                                                         ==========
Supplemental cash flow information:
          Cash paid for interest                                         $      884
                                                                         ==========

The accompanying notes are an integral part of this statement.

                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE B--INCOME TAXES

Because CWM Mortgage Holdings, Inc. is treated as the owner of the assets held by the Trust for federal income tax purposes, CWM Mortgage Trust 1996-1 is not subject to federal taxation on its earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   CWM Mortgage Trust 1996-1 (the "Trust") is a statutory business trust established under the laws of the State of Delaware by an amended and restated deposit trust agreement dated as of January 29, 1996 for the sole purpose of issuing Collateralized Mortgage Obligations, Series 1996-1 (the "Bonds") and an Investor Certificate (the "Investor Certificate") representing 100% of the equity interest in the Trust. The depositor and holder of the Investor Certificate is CWM Mortgage Obligations II, Inc. (the "Company"), a Delaware corporation and wholly owned subsidiary of CWM Mortgage Holdings, Inc., also a Delaware corporation, which intends to operate so as to continue to qualify as a real estate investment trust. The owner trustee of the Trust is Wilmington Trust Company. The Bonds, the Investor Certificate and the collateral are described in detail in the Prospectus Supplement, dated January 29, 1996, previously filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933.

   Following establishment of the Trust, the Company contributed to the Trust approximately $154,662,000 of conventional mortgage loans secured by deeds of trust on single family residences. On January 29, 1996, the Trust issued the Bonds in the aggregate principal amount of $148,475,000, the net proceeds of the issuance were distributed to the Company and the Trust issued the Investor Certificate to the Company.

QUARTER ENDED MARCH 31, 1996
- - ----------------------------

   Since the Trust issued the Bonds during this calendar year, no comparison can be made to prior year data. Net loss for the quarter ended March 31, 1996 was $66,000 Revenue for the quarter, which consisted principally of interest earned on investments in mortgage loans, was $1.8 million. Interest expense for the quarter ended March 31, 1996 was $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

   The principal and interest collections from the investments in mortgage loans are expected to be adequate to make payments of principal and interest on the Bonds and to meet administrative expenses incurred in connection therewith.

INFLATION
- - ---------

   Interest rates normally increase during periods of high inflation. High levels of interest rates generally will tend to decrease the rate at which existing investments in mortgage loans prepay. A decrease in the rate of prepayments may lengthen the estimated average life of the Bonds. In addition, as the rate of prepayments decrease, the amortization of original issue discount and bond issue costs also decrease resulting in a lower effective rate on the bonds.

PROSPECTIVE TRENDS
- - ------------------

   During the quarter ended March 31, 1996, lower long-term interest rates resulted in a high rate of mortgage refinancings. Sustained high levels of refinancings and the resulting prepayments could adversely affect the trust's earnings in future periods.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         --------

         27    Financial Data Schedule

         Reports on Form 8-K
         -------------------

               None

                                 SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on May 15, 1996.

                                  CWM MORTGAGE TRUST 1996-1


                                  By: /s/ Carmella L. Grahn
                                      ----------------------------------
                                      Carmella L. Grahn
                                      Its Authorized Officer