Form 10-Q
period 1996-06-30
CWM MORTGAGE TRUST 1996-1
filed 1996-08-14
CIK 808363

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   Yes    X        No. _____
                                         -------

                                    PART I

                             FINANCIAL INFORMATION


Item I.  Financial Statements (in thousands)


                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                                 BALANCE SHEET


                                                                June 30,
                                                                  1996
                                                             ----------------
                                                               (Unaudited)
                  ASSETS

 Investments in mortgage loans                                     $142,905

 Accrued interest receivable                                            828

 Deferred bond issuance costs                                           286

 Other assets                                                           258
                                                              ---------------
                                                                   $144,277
                                                              ===============

 LIABILITIES AND INTEREST OF EQUITY HOLDER

 Bonds Payable                                                     $137,178

 Accrued interest payable                                               784

 Accounts payable                                                        49
                                                             ---------------
                                                                   $138,011
                                                             ----------------

 Interest of equity holder
     Contribution of equity holder                                    6,186

 Accumulated earnings                                                    80
                                                              ---------------
                                                                   $144,277
                                                              ===============

 The accompanying notes are an integral part of this statement.

                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                             STATEMENT OF EARNINGS
                                  (Unaudited)


                                          Quarter Ended      Inception To
                                             June 30,          June 30,
                                               1996              1996
                                         ----------------    --------------
   Revenue

     Interest income                           $  2,667          $  4,470
     Interest expense                             2,340             4,203
                                         ----------------    --------------
          Net interest income                       327               267
                                         ----------------    --------------
   Provision for loan losses                        175               175

     Net interest income after
      provision for loan losses                     152                92

   General and administrative expense                 6                12
                                         ----------------    --------------
   Net income (loss)                           $    146          $     80
                                         ================    ==============


The accompanying notes are an integral part of these statements.

                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                    Inception to
                                                                      June 30,
                                                                        1996
                                                                    ------------
Cash flows from operating activities:
Net Income                                                           $      80
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Amortization                                                         (973)
     Provision for loan losses                                             175
     Increase in accrued interest receivable                              (828)
     Increase in accrued interest payable                                  784
     Change in other assets and other liabilities                        2,947
                                                                    ----------
     Net cash provided by operating activities                           2,185
                                                                    ----------

Cash flows from investing activities:
     Investment in mortgage loans                                     (154,555)
     Principal reductions in investments in mortgage loans               9,102
                                                                    ----------
     Net cash used in investing activities                            (145,453)
                                                                    ----------

Cash flows from financing activities:
     Issuance proceeds                                                 146,931
     Repayment of bonds payable                                         (9,850)
     Contribution of equity holder                                       6,186
                                                                    ----------
     Net cash provided by financing activities                         143,267
                                                                    ----------

Net increase in cash                                                 $       -
Cash at the beginning of the period                                          -
                                                                    ----------
Cash at the end of the period                                        $       -
                                                                    ==========

Supplemental cash flow information:
     Cash paid for interest                                          $   4,087
                                                                    ==========

The accompanying notes are an integral part of this statement.

                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                 (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the period ending December 31, 1996.

NOTE B - INCOME TAXES

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

   Following establishment of the Trust, the Company contributed to the Trust $154.6 million of conventional mortgage loans secured by deeds of trust on single family residences. On January 29, 1996, the Trust issued the Bonds in the aggregate principal amount of $148.5 million, the net proceeds of the issuance were distributed to the Company and the Trust issued the Investor Certificate to the Company.

QUARTER ENDED JUNE 30, 1996
- ---------------------------

   Since the Trust issued the Bonds during this calendar year, no comparison can be made to prior year data. The net income for the quarter ended June 30, 1996 totaled $146,000 Revenue for the quarter, which consisted principally of interest earned on investments in mortgage loans, was $2.7 million. Interest expense for the quarter ended June 30, 1996 was $2.3 million.

SIX MONTHS ENDED JUNE 30, 1996
- ------------------------------

   Since the Trust issued the Bonds during this calendar year, no comparison can be made to prior year data. Net income for the six months ended June 30, 1996 was $80,000 Revenue for the first half of 1996, which consisted principally of interest earned on investments in mortgage loans, was $4.5 million. Interest expense for the first half of 1996 was $4.2 million.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   The principal and interest collections from the investments in mortgage loans are expected to be adequate to make payments of principal and interest on the Bonds and to meet administrative expenses incurred in connection therewith.

INFLATION
- ---------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits
   --------

   27  Financial Data Schedule

   Reports on Form 8-K
   -------------------

   None

                                 SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on August 14, 1996.

                           CWM MORTGAGE TRUST 1996-1


                               By: /s/ Carmella L. Grahn
                                  ----------------------
                                  Carmella L. Grahn
                                  Its Authorized Officer