Form 10-Q
period 1996-09-30
CWM MORTGAGE TRUST 1996-1
filed 1996-11-14
CIK 808363

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________


                        Commission File Number 33-11061


                           CWM MORTGAGE TRUST 1996-1
            (Exact name of registrant as specified in its charter)


================================================================================
              DELAWARE                                   NONE
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      c/o Wilmington Trust Company                         19890
 Rodney Square North, Wilmington, Delaware               (Zip Code)
  (Address of principal executive offices)
================================================================================


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
                                         ------          -----

                                      PART I

                              FINANCIAL INFORMATION


Item I.  Financial Statements (in thousands)


                            CWM Mortgage Trust 1996-1
                      (Beneficial interest wholly owned by
                        CWM Mortgage Obligations II, Inc.)

                                  BALANCE SHEET

                                                             September 30,
                                                                 1996
                                                             -------------
                                                              (Unaudited)
                    ASSETS
Investments in mortgage loans                                  $138,127

Accrued interest receivable                                         804

Deferred bond issuance costs                                        275

Other assets                                                        425
                                                               --------
                                                               $139,631
                                                               ========

LIABILITIES AND INTEREST OF EQUITY HOLDER

Bonds payable                                                  $132,463

Accrued interest payable                                            773

Accounts payable                                                     49
                                                               --------
                                                               $133,285
                                                               --------

Interest of equity holder

    Contribution of equity holder                                 6,186

    Accumulated earnings                                            160
                                                               --------
                                                               $139,631
                                                               ========

The accompanying notes are an integral part of this statement.

                            CWM Mortgage Trust 1996-1
                      (Beneficial interest wholly owned by
                        CWM Mortgage Obligations II, Inc.)

                              STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                  Quarter Ended    Inception To
                                                                  September 30,    September 30,
                                                                      1996             1996
                                                                  -------------    -------------
Revenue

    Interest income                                                  $2,539           $7,009

    Interest expense                                                  2,388            6,590

                                                                     ------           ------
          Net interest income                                           151              419
                                                                     ------           ------

Provision for loan losses                                                65              240
                                                                     ------           ------

          Net interest income after provision for loan losses            86              179

General and administrative expense                                        6               19

                                                                     ------           ------
Net income                                                           $   80           $  160
                                                                     ======           ======

The accompanying notes are an integral part of these statements.

                            CWM Mortgage Trust 1996-1
                      (Beneficial interest wholly owned by
                        CWM Mortgage Obligations II, Inc.)

                             STATEMENT OF CASH FLOWS

                                                                                            Inception to
                                                                                            September 30,
                                                                                                1996
                                                                                            -------------
Cash flows from operating activities:
Net Income                                                                                    $     160
Adjustments to reconcile net earnings to net cash provided by operating activities:
          Amortization                                                                              <45>
          Provision for loan losses                                                                 240
          Increase in accrued interest receivable                                                  (804)
          Increase in accrued interest payable                                                      773
          Change in other assets and other liabilities                                            1,843
                                                                                              ---------
          Net cash provided by operating activities                                               2,167
                                                                                              ---------

Cash flows from investing activities:
          Investments in mortgage loans                                                        (154,555)
          Principal reductions in investments in mortgage loans                                  13,902
                                                                                              ---------
          Net cash used in investing activities                                                (140,653)
                                                                                              ---------

Cash flows from financing activities:
          Issuance proceeds                                                                     146,152
          Repayment of bonds payable                                                            (13,852)
          Contribution of equity holder                                                           6,187
                                                                                              ---------
          Net cash provided by financing activities                                             138,486
                                                                                              ---------

Net increase in cash                                                                          $      -
Cash at the beginning of the period                                                                  -
                                                                                              ---------
Cash at the end of the period                                                                 $      -
                                                                                              =========

Supplemental cash flow information:
          Cash paid for interest                                                              $   5,882
                                                                                              =========

The accompanying notes are an integral part of this statement.

                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the period ending December 31, 1996.

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

     Following establishment of the Trust, the Company contributed to the Trust $154.6 million of conventional mortgage loans secured by deeds of trust on single family residences. On January 29, 1996, the Trust issued the Bonds in the aggregate principal amount of $148.5 million. The net proceeds of such issuance were distributed to the Company and the Trust issued the Investor Certificate to the Company.

QUARTER ENDED SEPTEMBER 30, 1996
--------------------------------

     Since the Trust issued the Bonds during this calendar year, no comparison can be made to prior year data. The net income for the quarter ended September 30, 1996 totaled $80,000. Revenue for the quarter, which consisted principally of interest earned on investments in mortgage loans, was $2.5 million. Interest expense for the quarter ended September 30, 1996 was $2.4 million.

NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------

   Since the Trust issued the Bonds during this calendar year, no comparison can be made to prior year data. Net income for the nine months ended September 30, 1996 was $160,000. Revenue for the first half of 1996, which consisted principally of interest earned on investments in mortgage loans, was $7.0 million. Interest expense for the nine months ended September 30, 1996 was $6.6 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The principal and interest collections from the investments in mortgage loans are expected to be adequate to make payments of principal and interest on the Bonds and to meet administrative expenses incurred in connection therewith.

INFLATION
---------

     Interest rates normally increase during periods of high inflation. High levels of interest rates generally tend to decrease the rate at which existing investments in mortgage loans prepay. A decrease in the rate of prepayments may lengthen the estimated average life of the Bonds. In addition, as the rate of prepayments decrease, the amortization of original issue discount and bond issue costs also decrease resulting in a lower effective rate on the bonds.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits
     --------

     27   Financial Data Schedule

     Reports on Form 8-K
     -------------------

     None

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on November 13, 1996.

                           CWM MORTGAGE TRUST 1996-1


                                  By:  /s/ James P. Gross
                                       ------------------
                                       James P. Gross
                                       Its Authorized Officer