Form 10-K
period 1996-12-31
CWM MORTGAGE TRUST 1996-1
filed 1997-03-31
CIK 808363

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number 33-11061

                                 CWM MORTGAGE TRUST 1996-1
                          (A Delaware Business Trust)
            (Exact name of registrant as specified in its charter)
===============================================================================
                DELAWARE                                   NONE
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      c/o Wilmington Trust Company                         19890
    Rodney Square North, Wilmington, Delaware            (Zip Code)
   (Address of principal executive offices)
===============================================================================

Registrant's telephone number, including area code (302) 651-1000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days.   Yes    X        No.
                            -------         ------

The holder of 100% of the equity interest in the Registrant is CWM Mortgage Obligations II, Inc. The owner of 100% of the equity of CWM Mortgage Obligations II, Inc. is CWM Mortgage Holdings, Inc.

The Registrant is a Delaware business trust and does not have outstanding common stock.

The Registrant meets the condition set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format allowed by General Instruction (I)(2).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated January 24, 1996 - Part I.
Prospectus Supplement dated January 29, 1996 - Part I.

PART I

ITEM 1.   BUSINESS
-------   --------

CWM Mortgage Trust 1996-1 (the "Registrant") is a statutory business trust established under the laws of the State of Delaware by a deposit trust agreement dated as of January 25, 1996, as amended by an amended and restated deposit trust agreement dated as of January 29, 1996 (as so amended and restated, the "Trust Agreement") for the sole purpose of issuing Collateralized Mortgage Obligations, Series 1996-1 (the "Bonds") in the aggregate principal amount of $148,475,500, consisting of $141,129,000 aggregate principal amount of Class A-1 Bonds ( the"Class A-1 Bonds") and $7,346,500 aggregate principal amount of Class B-1 Bonds (the "Class B-1 Bonds"). At December 31, 1996, $123,645,000 aggregate principal amount of the Class A-1 Bonds and $7,163,000 aggregate principal amount of the Class B-1 Bonds were outstanding. The depositor and holder of 100% of the equity interest in the Registrant is CWM Mortgage Obligations II, Inc., a Delaware corporation (the "Company"). The Company is a limited purpose finance corporation whose stock is wholly owned by CWM Mortgage Holdings, Inc. ("CWM"), a Delaware corporation which is a publicly traded real estate investment trust. CWM is the manager of the Registrant pursuant to a management agreement entered into with the Registrant. CWM receives no fee under this agreement. The owner trustee of the Registrant is Wilmington Trust Company.

The Trust Agreement provides that the Registrant may not conduct any activities other that those related to the issuance and sale of the Bonds and such other limited activities as may be required in connection with reports and distributions to the holders of the beneficial interest in the Registrant. The Registrant's primary business activity has been the issuance and sale of the Bonds, which are collateralized primarily by an original principal amount of approximately $154,662,179 of 30-year conventional mortgage loans secured by first liens on one-to four-family residential properties (the "Pledged Mortgages"). Each Pledged Mortgage initially bears interest at a fixed rate for a period of ten years and thereafter at a rate that will adjust annually based on the weekly average yields on United States Treasury Securities, adjusted to a constant maturity of one year. The pledged mortgages were sold to CWM by Independent National Mortgage Corporation ("Indy Mac"), an affiliate of the Company, and subsequently sold by CWM to the Company. The Pledged Mortgages were deposited in the Registrant by the Company. Upon the issuance of the Bonds, the Pledged Mortgages were pledged to a trustee (the "Bond Trustee") as security for the Bonds under the indenture pursuant to which the Bonds were issued (the "Indenture"), The Indenture prohibits the Registrant from incurring indebtedness other than the Bonds, or assuming or guaranteeing the indebtedness of any other person. The Bond Trustee holds the Pledged Mortgages as security for the Bonds, and holders of the Bonds are entitled to the equal and proportionate benefits of such security under the Indenture. Simultaneously with the issuance of the Bonds, substantially all of the net proceeds from the sale of the Bonds were used to repay the indebtedness which was secured by, and which had been incurred by CWM in connection with the acquisition of, the Pledged Mortgages.

The Bonds are fully payable from the principal and interest payments on the Pledged Mortgages, plus the reinvestment income on such collateral. Although the Bonds are recourse obligations of the Registrant, the Registrant does not have, nor does it anticipate having, any significant assets not pledged as collateral for the Bonds. The Bonds were issued in two classes with maturities, interest rates and principal amounts tailored to the maturity and yield requirements of investors. The Bonds will be retired in March 2025, unless retired earlier through optional redemption or as a result of principal prepayments of the Pledged Mortgages.

The Prospectus of the Registrant and similar trusts of which CMO II is the depositor dated January 24, 1996 relating to Collateralized Mortgage Obligations (Issuable in Series) and the Registrant's Prospectus Supplement dated January 29, 1996 relating to the Bonds, which are incorporated herein by this reference, contain a more complete description of the Bonds, including the federal income tax consequences of purchasing, owning and disposing of the Bonds.

Pursuant to a master servicing agreement entered into with the Registrant and the Bond Trustee, CWM acts as master servicer with respect to the Pledged Mortgages. CWM receives an annual master servicing fee of 0.125% of the aggregate unpaid balance of such Pledged Mortgages under this master servicing agreement. These master servicing fees are deducted from interest payments on the Pledged Mortgages prior to their remittance to the Bond Trustee. CWM has entered into a subservicing agreement with its affiliate, Indy Mac, pursuant to which Indy Mac performs certain sevicing functions with respect to the Pledged Mortgages. Indy mac receives an annual servicing fee of 0.025% of the aggregate unpaid principal balance of such Pledged Mortgages under such subservicing agreement. These subservicing fees are paid to Indy Mac by CWM out of its master servicing fees. Indy Mac has entered into contracts (each, a "Seller/Servicer Contract") with seller/servicers (each, a "Seller/Servicer") to sell mortgage loans to Indy Mac and, in most cases, to perform, as independent contractors, servicing functions for Indy Mac subject to its supervision. Each Seller/Servicer receives, on a Pledged Mortgage by Pledged Mortgage basis, an annual servicing fee ranging from 0.250% to 0.375%, of the unpaid principal balance of the related Pledged Mortgage serviced by such Seller/Servicer, These servicing fees are deducted from interest payments on the Pledged Mortgages prior to their remittance to the Bond Trustee.

The Registrant has no employees.

ITEM 2.  PROPERTIES
-------  ----------

The Registrant does not own any real property for use in connection with its operations. The principal executive offices of Wilmington Trust Company, the owner trustee, are located at Rodney Square North, Wilmington, Delaware 19890. The executive and administrative offices of the Registrant, the Company and CWM are located at 35 North Lake Avenue, Pasadena California 91101, telephone (800) 669 - 2300.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

None.
-----

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

Not  required pursuant to General Instruction I(2) (c) to Form 10-K.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

Registrant is a Delaware business trust, 100% of the beneficial interest in which is owned by the Company.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The financial data presented below should be read in conjunction with the Financial Statements and related notes se forth in Item 8.

-------------------------------------------------------------------------
                             For The Period from January 25
                             (inception) to December 31, 1996
                             (Dollar amount in thousands)
                             --------------------------------
Selected Earnings Data


         Interest Income                         $  9,477
                                                 ========

         Net Earnings                            $    207
                                                 ========

Selected Balance Sheet

Data at Year End

         Total Assets                            $138,014
                                                 ========

         Bonds Payable                           $130,808
                                                 ========
-------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF OPERATIONS
-------------

General
-------

Countrywide Mortgage Trust 1996-1 (the "Trust") is a statutory business trust established under the laws of the State of Delaware by a deposit trust agreement dated as of January 25, 1996, as amended by an amended and restated deposit trust agreement dated as of January 29, 1996 (as so amended and restated, the "Trust Agreement") for the sole purpose of issuing Collateralized Mortgage Obligations, Series 1996-1 (the "Bonds"). The depositor and holder of 100% of the equity interest in the Trust is Countrywide Mortgage Obligations II, Inc. (the "Equity Holder"), a Delaware corporation and wholly owned subsidiary of CWM Mortgage Holdings, Inc. (the "Parent"). a Delaware corporation and publicly traded real estate investment trust ( "REIT"), which intends to operate so as to continue to qualify as a REIT. The owner trustee of the Trust is Wilmington Trust Company. The Bonds and the collateral are described in more detail in the Prospectus Supplement dated January 29, 1996 (the "Prospectus Supplement") previously filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933.

Following establishment of the Trust, the Equity Holder deposited approximately $154,662,179 of 30-year conventional mortgage loans secured by first liens on one- to four-family residential properties. On January 29, 1996, the Trust issued the Bonds in the aggregate principal amount of $148, 475,500, consisting of $141,129,000 aggregate principal amount of Class A-1 Bonds (the "Class A-1 Bonds) and $7,346,500 aggregate principal amount of Class B-1 Bonds (the "Class B-1 Bonds"), and the net proceeds of the issuance were distributed to the Equity Holder.

The Trust's principal source of earnings is net interest income generated from the Pledged Mortgages that collateralize the Bonds. The amount of net interest earned on these Pledged Mortgages is directly related to the rate of principal payments (including prepayments) of the Pledged Mortgages. The rate of Mortgages may vary significantly over time and may be influenced by a variety of economic, geographic, social and other factors, including changes in mortgagors' net equity in the mortgaged properties and servicing decisions. In general, if prevailing interest rates were to fall significantly below the mortgage rates on the Pledged Mortgages, the Pledged Mortgages could be subject to higher prepayment rates than if prevailing interest rates were to remain at or above the mortgage rates on the Pledged Mortgages. Conversely, if prevailing interest rates were to rise significantly, the rate of prepayments on the Pledged Mortgages would generally be expected to decrease. The rate of prepayments on the Pledged Mortgages also may be affected by the provision in the related mortgage notes providing for the conversion from a fixed mortgage interest rate to an adjustable rate after ten years.

The Trust has incurred certain costs in connection with acquiring its portfolio of mortgage loans and issuing its Bonds payable. These items (purchase premium, deferred bond issuance costs and bond issuance discount) are amortized over the period of repayment of the related asset or liability. As unanticipated prepayments increase, the rate of amortization of these costs increases. This has the effect of decreasing the interest yield from originally anticipated levels. In an increasing interest rate environment, however, the likely decline in prepayment rates tends to maximize the period over which the purchase premium, deferred bond issuance costs and bond issuance discount are amortized. At December 31, 1996 unamortized purchase premium, deferred bond issuance costs and bond issuance discount (premium) amounted to $2.1 million.

Results of Operations 1996
--------------------------

Net earnings were $207,000 for year ended December 31, 1996. Interest income was $9.5 million for the year ended December 31, 1996. The average aggregate amount of investments in mortgage loans was $146.5 million for the year ended December 31, 1996. Expenses which consisted principally of interest charges on the Bonds payable, were $9.3 million for the year ended December 31, 1996. Because the Trust did not commence operations until January 1996, comparative financial data for the prior fiscal year cannot be presented.

Liquidity and Capital Resources
-------------------------------

The principal and interest collections from the investments in mortgage loans have been and are expected to continue to be adequate to make payments of principal and interest on the Bonds and to meet administrative expenses incurred in connection therewith.

Inflation
---------

Interest rates normally increase during periods of high inflation. High levels of interest rates generally will tend to decrease the rate at which existing investments in mortgage loans prepay. A decrease in the rate of prepayments may lengthen the positive net spread between the yield on the investments in mortgage loans pledged to secure the Bonds and the interest cost of the respective Bonds.

Recent Developments
-------------------

Pursuant to an agreement (the "Management Agreement") between CWM and Countrywide Asset Management Corporation ("CAMC"), CAMC provides certain accounting and other managerial services and activities for the Company, under the supervision of CWM's Board of Directors. On January 29, 1997, CWM and CAMC entered into an Agreement and Plan of Merger pursuant to which CAMC will merge with and into CWM. The merger is subject to the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger, including the requirement that the merger be approved by the affirmative vote of the holders of a majority of the shares of CWM's common stock. CWM expects the merger to be presented for shareholder approval at its annual meeting of shareholders, currently scheduled for May 1997, but could be presented at a later date.

Consummation of the merger would result in the discontinuance of CAMC and the existing Management Agreement and allow CWM to become a "self-administered" real estate investment trust. Assuming the merger is consummated, it is expected that CWM would perform the accounting and managerial services for the Company currently provided by CAMC pursuant to the Management Agreement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The information called for by this Item 8 is hereby incorporated by reference to the Registrant's Financial Statements beginning at page F-1 of this Form 10-K.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ----------------------------------------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Not required pursuant to General Instruction I(2) (c) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

Not required pursuant to General Instruction I(2) (c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

Not required pursuant to General Instruction I(2) (c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Not required pursuant to General Instruction I(2) (c) to Form 10-K.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------    ---------------------------------------------------------------

(a) (1) and (2) : Financial Statements and Schedules:

The information called for by these sections of Item 14 is set forth in the Index to Financial Statements on page F-2 of this Form 10-K.

(3) : Exhibits

Reference is made to the Exhibit Index beginning at page E-1 of this Form 10-K.

(b) : Reports on Form 8-K

None.

                                 SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on March 21, 1997.

                    CWM MORTGAGE TRUST 1996-1


                         By:  /s/ James P. Gross
                              ------------------
                              James P. Gross
                              Its Authorized Officer

                            FINANCIAL STATEMENTS AND

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           CWM MORTGAGE TRUST 1996-1
    (Beneficial Interest wholly owned by CWM Mortgage Obligations II, Inc.)

                               December 31, 1996

                           CWM MORTGAGE TRUST 1996-1
                     (Beneficial Interest wholly owned by
                       CWM Mortgage Obligation II, Inc.)

INDEX TO FINANCIAL STATEMENTS

December 31, 1996

                                                        Page

Report of Independent Certified Public Accountants      F-3

Financial Statements

         Balance Sheet                                  F-4

         Statement of Earnings                          F-5

         Statement of Interest of Equity Holder         F-6

         Statement of Cash Flows                        F-7

         Notes to Financial Statement                   F-8

    Schedule

         Schedule IV - Mortgage Loans on Real Estate    F-10

All other schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

               Report of Independent Certified Public Accountants

Board of Directors and Shareholders
CWM Mortgage Trust 1996-1

We have audited the accompanying balance sheet of CWM Mortgage Trust 1996-I (Beneficial interest wholly owned by CWM Mortgage Obligations II, Inc.) as of December 31, 1996 and the related statement of earnings, stockholders' equity, and cash flows for the period from January 25, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CWM Mortgage Trust 1996-1 as of December 31, 1996, and the results of its operations and its cash flows for the period from January 25, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.

We have also audited Schedule IV of CWM Mortgage Trust 1996-1 as of December 31, 1996. In our opinion, this schedule presents fairly, in all material repects, the information required to be set forth therein.

Grant Thornton LLP
Los Angeles, California
February 21, 1997

                                    PART I

                             FINANCIAL INFORMATION


Item I.  Financial Statements (in thousands)

                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                                 BALANCE SHEET

                                                                       December 31,
                           ASSETS                                        1996
                                                                       ------------
                                                                       (Unaudited)
Investments in mortgage loans                                             $136,411

Accrued interest receivable                                                   791

Deferred bond issuance costs                                                  267

Other assets                                                                  545
                                                                          --------
                                                                          $138,014
                                                                          ========
LIABILITIES AND INTEREST OF EQUITY HOLDER

Bonds payable                                                             $130,808

Accrued interest payable                                                      763

Accounts payable                                                               50
                                                                          --------
                                                                          $131,621
                                                                          --------

Interest of equity holder

    Contribution of equity holder                                           6,186

    Accumulated earnings                                                      207
                                                                          --------
                                                                          $138,014
                                                                          ========

The accompanying notes are an integral part of this statement.

                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                            STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                       Inception To
                                                                       December 31,
                                                                           1996
                                                                       ------------
Revenue

    Interest income                                                        $9,477

    Interest expense                                                        8,951
                                                                           ------
          Net interest income                                                 526
                                                                           ------

Provision for loan losses                                                     267
                                                                           ------

          Net interest income after provision for loan losses                 259

General and administrative expense                                             52
                                                                           ------
Net income                                                                 $  207
                                                                           ======

The accompanying notes are an integral part of this statement.

                           CWM Mortgage Trust 1996-I
                     (Beneficial Interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)


                    STATEMENT OF INTEREST OF EQUITY HOLDER


                  Period from inception to December 31, 1996

-------------------------------------------------------------------------------

                           Contribution         Undistributed        Total
                            of equity             earnings
                              holder
-------------------------------------------------------------------------------
Balance at Inception           $    0                  0              $   0
-------------------------------------------------------------------------------
Contribution of equity
  holder                        6,186                  0                   0
-------------------------------------------------------------------------------
Net earnings for the year
  ended December 31, 1996           0                207                 207
-------------------------------------------------------------------------------



-------------------------------------------------------------------------------
Cash dividends paid                 0                  0                   0
-------------------------------------------------------------------------------
Balance at December 31, 1996   $6,186                207              $6,393
-------------------------------------------------------------------------------

        The accompanying notes are an integral part of this statement.

                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                            STATEMENT OF CASH FLOWS

                                                                   Inception to
                                                                   December 31,
                                                                       1996
                                                                   ------------
Cash flows from operating activities:
Net income                                                          $     207
Adjustments to reconcile net savings to net cash provided by operating activities:
          Amortization                                                  1,556
          Provision for loan losses                                       267
          Increase in accrued interest receivable                        (791)
          Increase in accrued interest payable                            763
          Change in other assets and other liabilities                    146
                                                                    ---------
          Net cash provided by operating activities                     2,148
                                                                    ---------

Cash flows from investing activities:
          Investments in mortgage loans                              (154,555)
          Principal reductions in investments in mortgage loans        15,677
                                                                    ---------
          Net cash used in investing activities                      (138,878)
                                                                    ---------

Cash flows from financing activities:
          Issuance proceeds                                           146,152
          Repayment of bonds payable                                  (15,608)
          Contribution of equity holder                                 6,186
                                                                    ---------
          Net cash provided by financing activities                   136,730
                                                                    ---------

Net increase in cash                                                $    -
Cash at the beginning of the period                                      -
Cash at the end of the period                                       $    -
                                                                    =========

Supplemental cash flow information:
          Cash paid for interest                                    $   8,189
                                                                    =========

The accompanying notes are an integral part of this statement.

                           CWM Mortgage Trust 1996-1
                     (Beneficial interest wholly owned by
                      CWM Mortgage Obligations II, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the Trust's significant accounting policies applied in the preparation of the accompanying financial statements follows:

1.     Basis of Presentation
       ---------------------

Countrywide Mortgage Trust 1996-1 (the "Trust") is a statutory business trust established under the laws of the State of Delaware by a deposit trust agreement dated as of January 25, 1996, as amended by an amended and restated deposit trust agreement dated as of January 29, 1996 (as so amended and restated. The "Trust Agreement") for the sole purpose of issuing Collateralized Mortgage Obligations, Series 1996-1 (the "bonds payable"). The depositor and holder of 100% of the equity interest in the Trust is CWM Mortgage Obligations II, Inc. (the "Equity Holder"), a Delaware corporation and a wholly owned subsidiary of CWM Mortgage Holdings, Inc. (the "Parent"), a Delaware corporation and publicly traded real estate investment trust ("REIT"), which intends to operate so as to continue to qualify as a REIT. The owner trustee of the Trust is Wilmington Trust Company. The bonds payable were offered pursuant to a Prospectus Supplement, dated January 29, 1996, previously filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, as amended.

2.     Income Taxes
       ------------

Because 100% of the equity interest in the Trust is owned by CWM Mortgage Obligations II, Inc., the Trust is not subject to taxation on its earnings.

3.     Investments in Mortgage Loans
       -----------------------------

Investments in mortgage loans consist of mortgage loans carried at their outstanding principal balances net of unamortized purchase discounts or plus unamortized purchase premiums.

4.     Bonds Payable and Deferred Bond Issuance Costs
       ----------------------------------------------

Bonds payable consist of collateralized mortgage obligations carried at their outstanding principal balances net of unamortized original issue discounts or plus unamortized premiums. Bond issuance costs have been deferred and are amortized to expense over the estimated life of the bonds payable using the straight-line method with effect given to principal reductions.

5.     Revenue Recognition
       -------------------

Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectable. Purchase discounts and premiums for mortgage loans pledged as collateral for bonds payable are amortized to interest income over the estimated life of the mortgage loans using the interest method with effect given to principal reductions. Bonds payable discounts or premiums are amortized to interest expense using the interest method with effect given to principal reductions.

NOTE B  -  INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans consist of 30-year conventional mortgage loans secured by first liens on one-to four-family residential properties, which mortgage loans are pledged as collateral for bonds payable. These mortgage loans amounted to $136.4 million at December 31, 1996, and have interest rates generally ranging from 5.875% to 11.5% and maturity dates ranging from December 1, 2013 to March 1,2025.

Mortgage loans are collateralized by first liens (enforceable through foreclosure proceedings) on one-to four-family residential real estate, with the largest concentration in California. The Company's policy is to acquire loans for which individual mortgagors are required to maintain private mortgage insurance policies whenever the initial loan-to-value ratio exceeds 80%.

NOTE C - BONDS PAYABLE

Bonds Payable consist of collateralized mortgage obligations which are secured by a pledge of whole mortgage loans. As required by the indenture relating to the bonds payable, the pledged collateral is in the custody of the trustee. The trustee collects principal and interest payments on the underlying collateral and makes corresponding principal and interest payments on the bonds payable to the bondholders. The separate assets of the Trust, included in the consolidated financial statements of the Parent, substantially all of which collateralize the bonds payable, are generally not available for the satisfaction of the creditors of the Equity Holder or the Parent.

The bonds payable consist of two classes which are retired upon stated maturity, except in certain circumstances related to optional redemption of the bonds by the issuer, with the classes generally receiving principal payments pro rata until they are paid in full. The retirement of the bonds payable will occur monthly to the extent that principal and interest received from the series' collateral exceeds the required interest payments for that series. This retirement will likely occur before the stated maturities noted below, but the specific timing of the periodic retirements is undeterminable. Interest is payable monthly for both classes.

As of December 31, 1996, bonds payable have an outstanding balance of $130.8 million, a weighted average interest rate of 6.46%, and stated maturity dates of March 25, 2025.

NOTE D - RELATED PARTY TRANSACTIONS

The Equity Holder has entered into a servicing agreement appointing the Parent as master servicer of the bonds payable. Net master servicing fees paid to the Parent under such agreement were $183,000 in 1996. The Parent has entered into a subservicing agreement appointing its affiliate, Independent National Mortgage Corporation ("Indy Mac"), as subservicer of the bonds payable. Net subservicing fees paid to Indy Mac under such agreement were $37,000 in 1996.

NOTE E - ESTIMATES

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE F - FAIR VALUE

The estimated Fair value of the CMO collateral and bonds payable totaled
$129.0 million and $130.7 million, respectively. The estimated fair value amounts have been determined by using available market information and valuation methodologies which the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

                 CWM MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                         (DOLLAR AMOUNTS IN THOUSANDS)
                               DECEMBER 31, 1996

           COLUMN A               COLUMN B        COLUMN C                  COLUMN D           COLUMN E              COLUMN F
-----------------------------  -----------  ---------------------     --------------------  -----------------  ---------------------

                                                                           PRINCIPAL
                                                                             AMOUNT
                                                                            OF LOANS
                                            (1)(2)(3)(4)(5)(7)(9)        SUBJECT TO          AMOUNT OF
RANGE OF            NUMBER                        CARRYING                 DELINQUENT        MORTGAGE
CARRYING AMOUNTS      OF        PRIOR            AMOUNT OF                 PRINCIPAL           BEING                     RANGE OF
OF MORTGAGES        LOANS (1)   LIENS (1)        MORTGAGES                OR INTEREST (1)   FORECLOSED (1)(8)  INTEREST RATES (1)(6)

-----------------------------  -----------  ---------------------     --------------------  -----------------  ---------------------

$0-$50                    3          $0          $    141                           $    0               $ 0         7.375-10.750
50-100                   34           0             2,719                              182                84         6.750-11.500
101-150                  41           0             5,085                                0                 0         6.125-10.125
151-200                  39           0             7,162                              177                 0          6.250-9.375
201 - 250               104           0            23,607                              238                 0         6.000-10.125
251 - 300                90           0            25,435                              534                 0          6.375-9.250
301 - 350                64           0            20,736                              304                 0          6.125-8.500
351 - 400                40           0            14,996                                0                 0          6.500-8.875
401 - 450                20           0             8,447                                0                 0          5.875-7.875
451 - 500                24           0            11,352                                0                 0          6.250-8.375
501 - 550                 6           0             3,134                                0                 0          7.125-8.875
551 - 600                 6           0             3,453                                0                 0          6.500-8.250
601 - 650                 8           0             4,981                                0                 0          6.650-8.750
651 - 700                 2           0             1,365                                0                 0          6.900-7.500
701 - 750                 1           0               727                                0                 0                7.100
751 - 800                 1           0               799                                0                 0                6.850
801 - 850                 0           0                 0                                0                 0                    0
851 - 900                 1           0               876                                0                 0                7.450
901 - 950                 0           0                 0                                0                 0                    0
951 - 1,000               3           0             2,905                                0                 0         6.950.-7.375
over 1,000                1           0             1,065                                0                 0                7.000
                  ---------  ----------  ----------------               ------------------  ----------------
                        488           0          $138,985                           $1,435               $84
                  =========  ==========                                 ==================  ================
Premium/(Discount)                                 (2,307)
                                             ------------
                                                  136,678
                                             ============

(1) All mortgage loans purchased have been acquired from the Parent which in turn acquired such mortgage loans from an affiliate. Information with respect to the geographic breakdown of first mortgages on one-to four-family residential housing as of December 31, 1996 is as follows: California: 54%, Maryland: 9%,
Virginia: 16%, Washington: 4% and 22 remaining states, and the District of Columbia which comprise the balance of 17% (with no one concentration comprising 3% or more).

(2) The original principal balances of all mortgage loans at the time of their pledge as collateral for CMO issuances was as follows: up to $50,000, 4 loans with a principal balance totaling $166,017; in excess of

$50,000 but not in excess of $100,000, 38 loans with a principal balance totaling $3,064,269; in excess of
$100,000 but not in excess of $150,000, 45 loans with a principal balance totaling $5,573,919; in excess of
$150,000 but not in excess of $200,000, 38 loans with a principal balancetotaling $6,867,747;  in excess of
$200,000 but not in excess of $250,000, 110 loans with a principal balance totaling $24,918,174; in excess of
$250,000 butnot in excess of $300,000,101 loans with a principal balance totaling $27,464,901;  in excess of
$300,000 but not in excess of $350,000, 68 loans witha principal balance totaling $21,947,160; in excess of
$350,000 but not in excess of $400,000, 51 loans with a principal balance totaling $19,132,679;  in excess of
$400,000 but not in excess of $450,000, 25 loans with a principal balance totaling $10,582,090;  in excess of
$450,000 but not in excess of $500,000, 24 loans with a principal balance totaling $11,433,214;  in excess of
$500,000 but not in excess of $550,000, 10 loans with a principal balancetotaling $10,582,090;  in excess of
$450,000 but not in excess of $500,000, 6 loans with a principal balance totaling $3,502,023;  in excess of
$600,000 but not in excess of $650,000, 7 loans with a principal balance totaling $4,421,321; in excess of
$650,000 but not in excess of $700,000, 3 loans with a principal balance totaling $2,060,671;  in excess of
$700,000 but not in excess of $750,000, 1 loan with a principal balance totaling $734,506;  in excess of
$800,000 but not in excess of $850,000, 2 loans with a principal balance totaling $1,608,022;  in excess of
$850,000 but not in excess of $900,000, 1 loan with a principal balance totaling $884,917;  in excess of
$950,000 but not in excess of $1,000,000, 3 loans with a principal balance totaling $2,938,464;
in excess of $1,000,000, 2 loans with a principal balance totaling $2,127,461.

(3) The aggregate cost for federal income tax purposes is the same as the carrying amount of mortgages.


(4)  Balance at beginning of period           $      0

  Mortgage loans acquired                      154,662
                                              --------
                                               154,662
  Deductions:
  Collections of principal                      15,677
  Amortization of premium and
   discount                           2,307     17,984
                                      -----   --------

  Balance at close of  period                 $136,678
                                              ========

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.         Description
-----------         -----------

1.1 Underwriting Agreement, dated January 29,1996, between CWM Mortgage Obligations II, Inc. (the "Company"), CWM Mortgage Holdings, Inc. ("CWM") and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 12, 1996).

4.1 Indenture, dated as of January 1, 1996, between CWM Mortgage Trust 1996-1 (the "1996-1 Trust") and State Street Bank and Trust Company as Trustee ("State Street") (incorporated by reference to Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 12, 1996).

10.1 Deposit Trust Agreement, dated as of January 29, 1996, between the Company and Wilmington Trust Company, as Owner Trustee of the 1996-1 Trust (incorporated by reference to Exhibit 3 to the Company's Form 8-K filed with the SEC on February 12, 1996).

10.2 Management Agreement, dated as of January 29,1996, between Wilmington Trust Company, as Owner Trustee of the 1996-1 Trust, and CWM (incorporated by reference to Exhibit 5 to the Company's Form 8-K filed with the SEC on February 12, 1996).

10.3 Master Servicing Agreement, dated as of January 1, 1996, among the 1996-1 Trust, State Street and CWM (incorporated by reference to Exhibit 4 to the Company's Form 8-K filed with the SEC on February 12, 1996).

27   Financial Data Schedule